Form 10-K
period 2023-12-31
Benchmark 2023-V2 Mortgage Trust
filed 2024-03-29
CIK 1970781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-262701-03

Central Index Key Number of the issuing entity: 0001970781

Benchmark 2023-V2 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001258361

Citigroup Commercial Mortgage Securities Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001840727

3650 Real Estate Investment Trust 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4258164 38-4258165 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1. The Scottsdale Fashion Square mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Scottsdale Fashion Square mortgage loan and each of the related companion loan(s) are serviced pursuant to the SCOTT 2023-SFS TSA (as defined in Item 15 below).

2. The PetSmart HQ mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Patewood Corporate Center mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The PetSmart HQ mortgage loan, the Patewood Corporate Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2021-PF1 PSA (as defined in Item 15 below).

3. The National Warehouse & Distribution Portfolio mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The National Warehouse & Distribution Portfolio mortgage loan is serviced pursuant to the BANK5 2023-5YR1 PSA (as defined in Item 15 below).

4. The 1201 Third Avenue mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 1201 Third Avenue mortgage loan and each of the related companion loan(s) were serviced pursuant to the BANK5 2023-5YR1 PSA (as defined in Item 15 below) prior to August 10, 2023.  The 1201 Third Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below) on and after August 10, 2023.

5. The Meadowood Mall mortgage loan, which represented approximately 1.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Meadowood Mall mortgage loan is serviced pursuant to the 3650R 2022-PF2 PSA PSA (as defined in Item 15 below).

6. The Heritage Plaza mortgage loan, which represented approximately 4.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Heritage Plaza mortgage loan and each of the related companion loan(s) were serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below) prior to September 28, 2023.  The Heritage Plaza mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2023-5YR3 PSA (as defined in Item 15 below) on and after September 28, 2023.

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA, (ii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iii) KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA, (iv) CWCapital Asset Management LLC, as special servicer for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA and (iv) LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK5 2023-5YR1 PSA on and after August 10, 2023, are not included in this report on Form 10-K because each of Greystone Servicing Company LLC, Berkadia Commercial Mortgage LLC, KeyBank National Association, CWCapital Asset Management LLC and LNR Partners, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the SCOTT 2023-SFS TSA, the BANK5 2023-5YR1 PSA, the 3650R 2022-PF2 PSA and the BANK 2023-BNK46 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced on and after September 28, 2023, (ii) Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023, (iii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iv) KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA, (v) Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan and the 1201 Third Avenue (prior to August 10, 2023) are serviced, (vi) CWCapital Asset Management LLC as special servicer for the National Warehouse & Distribution Portfolio mortgage loan and the 1201 Third Avenue mortgage loan (prior to August 10, 2023) under the BANK5 2023-5YR1 PSA, (vii) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced on and after August 10, 2023, and (viii) LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023, because each of Wells Fargo Bank, National Association, Greystone Servicing Company LLC, Berkadia Commercial Mortgage LLC, KeyBank National Association, CWCapital Asset Management LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the SCOTT 2023-SFS TSA, the BANK5 2023-5YR1 PSA, the 3650R 2022-PF2 PSA and the BANK 2023-BNK46 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C. Item 2.	Cybersecurity. Omitted. Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for Benchmark 2023-V2 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on May 25, 2023 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2022 (“Benchmark 2023-V2 PSA”), among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as Trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of March 17, 2023 (“SCOTT 2023-SFS TSA”), among GS Mortgage Securities Corporation II, as depositor, Berkadia Commercial Mortgage LLC, as servicer, KeyBank National Association, as special servicer, Computershare Trust Company, National Association, as certificate administrator and custodian, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3)  Pooling and Servicing Agreement, dated as of November 1, 2021 (“3650R 2021-PF1 PSA”), among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4)  Pooling and Servicing Agreement, dated as of April 1, 2023 (“BANK5 2023-5YR1 PSA”), among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Computershare Trust Company, N.A., as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed by the registrant on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein). (See Explanatory Note 3 and Explanatory Note 4)

(4.5)  Pooling and Servicing Agreement, dated as of November 1, 2022 (“3650R 2022-PF2 PSA”), among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, A Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed by the registrant on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).  (See Explanatory Note 5)

(4.6) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK5 2023-5YR3 PSA”), between Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated September 28, 2023, and filed on October 4, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).  (See Explanatory Note 6)

(4.7) Pooling and Servicing Agreement, dated as of August 1, 2023 (the “BANK 2023-BNK46 PSA”), between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, National Cooperative Bank, N.A., as co-op master servicer and as co-op special servicer, Computershare Trust Company, N.A., as certificate administrator, and Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 10, 2023, and filed on August 16, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).  (See Explanatory Note 4).

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 7)

33.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2  3650 REIT Loan Servicing LLC, as special servicer

33.3  BellOak, LLC, as operating advisor

33.4  Computershare Trust Company, National Association, as certificate administrator and trustee

33.5  Computershare Trust Company, National Association, as custodian

33.6  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced on and after September 28, 2023.

33.7  Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (omitted; see Explanatory Note 7)

33.8  Pentalpha Surveillance LLC, as operating advisor for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023.

33.9  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced on and after September 28, 2023. (see Exhibit 33.4)

33.10  Computershare Trust Company, National Association, as custodian for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (see Exhibit 33.5)

33.11  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 7)

33.12  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (omitted; see Explanatory Note 7)

33.13  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA.

33.14  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

33.15  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.5)

33.16  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced. (see Exhibit 33.1)

33.17  3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.2)

33.18  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.13)

33.19  Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced.

33.20  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced (see Exhibit 33.4)

33.21  Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA.

33.22  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.5)

33.23  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023) are serviced.  (see Exhibit 33.6)

33.24  CWCapital Asset Management LLC, as special servicer for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA. (omitted; see Explanatory Note 7)

33.25  Pentalpha Surveillance LLC, as operating advisor for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA. (see Exhibit 33.8)

33.26 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023)   are serviced. (see Exhibit 33.4)

33.27  Computershare Trust Company, National Association, as custodian for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA. (see Exhibit 33.5)

33.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.1)

33.29 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.2)

33.30 Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.13)

33.31  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.4)

33.32  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.33  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced on and after August 10, 2023.  (see Exhibit 33.6)

33.34  LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023. (omitted; see Explanatory Note 7)

33.35  Park Bridge Lender Services LLC, as operating advisor for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 33.13)

33.36  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced on and after August 10, 2023. (see Exhibit 33.14)

33.37  Computershare Trust Company, National Association, as custodian for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 7)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  3650 REIT Loan Servicing LLC, as special servicer

34.3  BellOak, LLC, as operating advisor

34.4  Computershare Trust Company, National Association, as certificate administrator and trustee

34.5  Computershare Trust Company, National Association, as custodian

34.6  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced on and after September 28, 2023.

34.7  Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (omitted; see Explanatory Note 7)

34.8  Pentalpha Surveillance LLC, as operating advisor for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023.

34.9  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced on and after September 28, 2023. (see Exhibit 34.4)

34.10  Computershare Trust Company, National Association, as custodian for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023. (see Exhibit 34.5)

34.11  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 7).

34.12  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (omitted; see Explanatory Note 7)

34.13  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA.

34.14  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

34.15  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.5)

34.16  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced. (see Exhibit 34.1)

34.17  3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.2)

34.18  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.13)

34.19  Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced.

34.20  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced (see Exhibit 34.4)

34.21  Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA.

34.22  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.5)

34.23 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023) are serviced.  (see Exhibit 34.6)

34.24  CWCapital Asset Management LLC, as special servicer for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA. (omitted; see Explanatory Note 7)

34.25  Pentalpha Surveillance LLC, as operating advisor for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA. (see Exhibit 34.8)

34.26  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage loan (prior to Aug 10, 2023) are serviced. (see Exhibit 34.4)

34.27  Computershare Trust Company, National Association, as custodian for the National Warehouse & Distribution Portfolio mortgage loan and 1201 Third Avenue mortgage (prior to Aug 10, 2023) under the BANK5 2023-5YR1 PSA. (see Exhibit 34.5)

34.28  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.1)

34.29 3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.2)

34.30 Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.13)

34.31  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.4)

34.32  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.33  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced on and after August 10, 2023.  (see Exhibit 34.6)

34.34  LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK 2023-BNK46 PSA on and after August 10, 2023. (omitted; see Explanatory Note 7)

34.35  Park Bridge Lender Services LLC, as operating advisor for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 34.13)

34.36  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced on and after August 10, 2023. (see Exhibit 34.14)

34.37  Computershare Trust Company, National Association, as custodian for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA on and after August 10, 2023. (see Exhibit 34.5)

35 Servicer compliance statement. (see Explanatory Note 8)

35.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2  3650 REIT Loan Servicing LLC, as special servicer

35.3  Computershare Trust Company, National Association, as certificate administrator

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced. (see Exhibit 35.1)

35.5  3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 35.2)

35.6  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 35.1)

35.7  3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 35.2)

(99.1)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(99.2)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(99.3)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(99.4)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between 3650 Real Estate Investment Trust 2 LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which 3650 Real Estate Investment Trust 2 LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(99.5)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between Barclays Capital Real Estate Inc., Barclays Capital Holdings Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Capital Real Estate Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(99.6)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between JPMorgan Chase Bank, National Association and Citigroup Commercial Mortgage Securities Inc., pursuant to which JPMorgan Chase Bank, National Association sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(99.7)  Mortgage Loan Purchase Agreement, dated as of May 25, 2023, between Bank of Montreal and Citigroup Commercial Mortgage Securities Inc., pursuant to which Bank of Montreal sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated May 25, 2023, and filed on May 25, 2023 under Commission File No. 333-262701-03, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson

Richard Simpson, President

(senior officer in charge of securitization of the depositor)

Date: March 29, 2024