Form 10-K
period 2024-12-31
Benchmark 2023-V2 Mortgage Trust
filed 2025-03-31
CIK 1970781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

4. The 1201 Third Avenue mortgage loan, which represented approximately 0.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 1201 Third Avenue mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2023-BNK46 PSA (as defined in Item 15 below).

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

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA, (ii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iii) KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA, (iv) CWCapital Asset Management LLC, as special servicer for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA and (iv) LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK5 2023-BNK46 PSA, are not included in this report on Form 10-K because each of Greystone Servicing Company LLC, Berkadia Commercial Mortgage LLC, KeyBank National Association, CWCapital Asset Management LLC and LNR Partners, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the SCOTT 2023-SFS TSA, the BANK5 2023-5YR1 PSA, the 3650R 2022-PF2 PSA and the BANK 2023-BNK46 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced on and after September 28, 2023, (ii) Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA on and after September 28, 2023, (iii) Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced, (iv) KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA, (v) Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan and the 1201 Third Avenue (prior to August 10, 2023) are serviced, (vi) CWCapital Asset Management LLC as special servicer for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA, (vii) Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced, and (viii) LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK 2023-BNK46 PSA, because each of Wells Fargo Bank, National Association, Greystone Servicing Company LLC, Berkadia Commercial Mortgage LLC, KeyBank National Association, CWCapital Asset Management LLC and LNR Partners, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the SCOTT 2023-SFS TSA, the BANK5 2023-5YR1 PSA, the 3650R 2022-PF2 PSA and the BANK 2023-BNK46 PSA and (ii) Wells Fargo Bank, National Association as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

33.2  3650 REIT Loan Servicing LLC, as special servicer

33.3  BellOak, LLC, as operating advisor

33.4  Computershare Trust Company, National Association, as certificate administrator and trustee

33.5  Computershare Trust Company, National Association, as custodian

33.6  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced.

33.7  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced.

33.8  Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA. (omitted; see Explanatory Note 7)

33.9  Pentalpha Surveillance LLC, as operating advisor for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA.

33.10  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced. (see Exhibit 33.4)

33.11  Computershare Trust Company, National Association, as custodian for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.12  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 7)

33.13  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (omitted; see Explanatory Note 7)

33.14  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA.

33.15  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

33.16  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 33.5)

33.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced. (see Exhibit 33.1)

33.18  3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.2)

33.19  Park Bridge Lender Services LLC, as operating advisor for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.14)

33.20  Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced.

33.21  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced (see Exhibit 33.4)

33.22  Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA.

33.23  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.5)

33.24  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan is serviced. (see Exhibit 33.6)

33.25  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan is serviced. (see Exhibit 33.7)

33.26  CWCapital Asset Management LLC, as special servicer for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA. (omitted; see Explanatory Note 7)

33.27  Pentalpha Surveillance LLC, as operating advisor for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA. (see Exhibit 33.9)

33.28  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.29  Computershare Trust Company, National Association, as custodian for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA. (see Exhibit 33.5)

33.30  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.1)

33.31  3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.2)

33.32  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.14)

33.33  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 33.4)

33.34  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.35  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced. (see Exhibit 33.6)

33.36  CoreLogic Solutions, LLC, as servicing function participant under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced.  (see Exhibit 33.7)

33.37  LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK 2023-BNK46 PSA. (omitted; see Explanatory Note 7)

33.38  Park Bridge Lender Services LLC, as operating advisor for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 33.14)

33.39  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced. (see Exhibit 33.15)

33.40  Computershare Trust Company, National Association, as custodian for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note 7)

34.1  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2  3650 REIT Loan Servicing LLC, as special servicer

34.3  BellOak, LLC, as operating advisor

34.4  Computershare Trust Company, National Association, as certificate administrator and trustee

34.5  Computershare Trust Company, National Association, as custodian

34.6  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced.

34.7  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced.

34.8  Greystone Servicing Company LLC, as special servicer for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA. (omitted; see Explanatory Note 7)

34.9  Pentalpha Surveillance LLC, as operating advisor for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA.

34.10  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the Heritage Plaza mortgage loan is serviced. (see Exhibit 34.4)

34.11  Computershare Trust Company, National Association, as custodian for the Heritage Plaza mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.12  Berkadia Commercial Mortgage LLC, as servicer under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced. (omitted; see Explanatory Note 7)

34.13  KeyBank National Association, as special servicer for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (omitted; see Explanatory Note 7)

34.14  Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA.

34.15  Wilmington Trust, National Association, as trustee under the SCOTT 2023-SFS TSA, pursuant to which the Scottsdale Fashion Square mortgage loan is serviced.

34.16  Computershare Trust Company, National Association, as custodian for the Scottsdale Fashion Square mortgage loan under the SCOTT 2023-SFS TSA. (see Exhibit 34.5)

34.17  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced. (see Exhibit 34.1)

34.18  3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.2)

34.19  Park Bridge Lender Services LLC, as operating advisor for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.14)

34.20  Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced.

34.21  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan are serviced (see Exhibit 34.4)

34.22  Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA.

34.23  Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan and the Patewood Corporate Center mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.5)

34.24  Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan is serviced. (see Exhibit 34.6)

34.25  CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan is serviced. (see Exhibit 34.7)

34.26  CWCapital Asset Management LLC, as special servicer for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA. (omitted; see Explanatory Note 7)

34.27  Pentalpha Surveillance LLC, as operating advisor for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA. (see Exhibit 34.9)

34.28  Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR1 PSA, pursuant to which the National Warehouse & Distribution Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.29  Computershare Trust Company, National Association, as custodian for the National Warehouse & Distribution Portfolio mortgage loan under the BANK5 2023-5YR1 PSA. (see Exhibit 34.5)

34.30  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.1)

34.31  3650 REIT Loan Servicing LLC, as special servicer for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.2)

34.32  Park Bridge Lender Services LLC, as operating advisor for the Meadowood Mall mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.14)

34.33  Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the Meadowood Mall mortgage loan is serviced. (see Exhibit 34.4)

34.34  Computershare Trust Company, National Association, as custodian for the Meadowood Mall mortgage under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.35  Wells Fargo Bank, National Association, as master servicer under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced. (see Exhibit 34.6)

34.36  CoreLogic Solutions, LLC, as servicing function participant under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced.  (see Exhibit 34.7)

34.37  LNR Partners, LLC, as special servicer for the 1201 Third Avenue mortgage loan under the BANK 2023-BNK46 PSA. (omitted; see Explanatory Note 7)

34.38  Park Bridge Lender Services LLC, as operating advisor for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 34.14)

34.39  Wilmington Trust, National Association, as trustee under the BANK 2023-BNK46 PSA, pursuant to which the 1201 Third Avenue mortgage loan is serviced. (see Exhibit 34.15)

34.40  Computershare Trust Company, National Association, as custodian for the 1201 Third Avenue mortgage under the BANK 2023-BNK46 PSA. (see Exhibit 34.5)

35 Servicer compliance statement. (see Explanatory Note 8)

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

Date: March 31, 2025